Form 10-K
period 2023-12-31
PNM Energy Transition Bond Co I, LLC
filed 2024-03-25
CIK 1992267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Name of Registrant, State of Incorporation, Address Of Principal Executive Offices, Telephone Number, Commission File No., IRS Employer Identification No.
PNM Energy Transition Bond Company I, LLC
(Issuing Entity)
(A Delaware limited liability company)
414 Silver Ave. SW
Albuquerque, New Mexico 87102-3289
Telephone Number - (505) 241-2700
Commission File No. - 333-274433-01
IRS Employer Identification No. - 95-3095291

Public Service Company of New Mexico
(Depositor and Sponsor)
(A New Mexico Corporation)
414 Silver Ave. SW
Albuquerque, New Mexico 87102-3289
Telephone Number - (505) 241-2700
Commission File No. - 001-06986
IRS Employer Identification No. - 85-0019030

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes	☐	No	☑
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10 D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant does not have any voting or non-voting common equity held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 185    Auditor Name: KPMG, LLP    Auditor Location: Albuquerque, New Mexico

PART I

ITEM 1.BUSINESS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1A.    RISK FACTORS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 2.PROPERTIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 3.LEGAL PROCEEDINGS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Omitted pursuant to General Instruction J of Form 10-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Following are the managers and executive officers of PNM Energy Transition Bond Company I, LLC (the “Issuing Entity”) as of March 15, 2024:

Name	Age	Office	Initial Effective Date
G. R. Bischoff	45	PNM Energy Transition Bond Company I, LLC - Manager and Secretary	December 2023
		PNM Resources, Inc. - Vice President and Corporate Controller	December 2023
E. A. Eden	57	PNM Energy Transition Bond Company I, LLC - Manager, President and Treasurer	August 2023
		PNM Resources, Inc. - Senior Vice President, Chief Financial Officer and Treasurer	May 2022
		PNM Resources, Inc. - Vice President and Treasurer	February 2021
K. P. Burns	54	PNM Energy Transition Bond Company I, LLC - Independent Manager	August 2023

The Issuing Entity is a wholly-owned subsidiary of Public Service Company of New Mexico, which in turn is a wholly-owned subsidiary of PNM Resources, Inc. (“PNMR”). Certain executive officers and managers of the Issuing Entity also hold officer and/or director positions at PNMR’s other significant subsidiaries.

Code of Conduct

PNMR has adopted a written Code of Ethics, referred to as “Do the Right Thing - Principles of Business Conduct; Supplier Code of Conduct”. Since the Issuing Entity is an indirect wholly-owned subsidiary of PNMR, other than the independent manager, all of its managers and executive officers have a responsibility to comply with PNMR’s Code of Ethics. PNMR has posted its Code of Ethics in the “Governance” section of its website, https://www.pnmresources.com. PNMR will post amendments to or waivers from its Code of Ethics on its website.

ITEM 11.EXECUTIVE COMPENSATION
Other than the annual independent manager fee of $3,767 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its managers or executive officers.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
None

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
None

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Omitted pursuant to General Instruction J of Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Omitted pursuant to General Instruction J of Form 10-K.

2.	Omitted pursuant to General Instruction J of Form 10-K.

3.	Exhibits:

The documents listed below are being filed herewith or have been previously filed on behalf of PNM Energy Transition Bond Company I, LLC and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant File No:

Articles of Incorporation and By-laws
3.1	Certificate of Formation of PNM Energy Transition Bond Company I, LLC	3.1 to the Registration Statement on Form SF-1 filed September 8, 2023	333-274433-01

3.2	Amended and Restated Limited Liability Company Agreement of PNM Energy Transition Bond Company I, LLC dated and effective as of November 7, 2023	3.2 to the Current Report on Form 8-K filed November 8, 2023	333-274433-01

Securities Instruments
4.1
Indenture dated and effective November 15, 2023, among PNM Energy Transition Bond Company I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association,as Securities Intermediary (including a form of the Bonds)
		4.1 to the Current Report on Form 8-K filed November 15, 2023	333-274433-01

4.2
Series Supplement dated and effective November 15, 2023, among PNM Energy Transition Bond Company I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association,as Securities Intermediary
		4.2 to the Current Report on Form 8-K filed November 15, 2023	333-274433-01

Material Contracts
10.1	Energy Transition Property Servicing Agreement dated and effective November 15, 2023, by and between Public Service Company of New Mexico and PNM Energy Transition Bond Company I, LLC	10.1 to the Current Report on Form 8-K filed November 15, 2023	333-274433-01

10.2	Energy Transition Property Purchase and Sale Agreement dated and effective November 15, 2023, by and between Public Service Company of New Mexico and PNM Energy Transition Bond Company I, LLC	10.2 to the Current Report on Form 8-K filed November 15, 2023	333-274433-01

10.3	Administrative Agreement dated and effective November 15, 2023, by and between Public Service Company of New Mexico and PNM Energy Transition Bond Company I, LLC	10.3 to the Current Report on Form 8-K filed November 15, 2023	333-274433-01

Rule 13a-14(a) / 15d-14(a) Officer Certification

31.1	Certification Pursuant to Rule 13a-14(d) / 15d-14(d)	Filed herewith	333-274433-01

Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for Public Service Company of New Mexico, as Servicer	Filed herewith	333-274433-01

33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for U.S. Bank Trust Company National Association, as Indenture Trustee	Filed herewith	333-274433-01

Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG, LLP on behalf of Public Service Company of New Mexico, as Servicer	Filed herewith	333-274433-01

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company National Association, as Indenture Trustee	Filed herewith	333-274433-01

Servicer Compliance Statement

35.1	Servicer Compliance Statement	Filed herewith	333-274433-01

XBRL Exhibits

104	Cover Page Inline XBRL File (included in Exhibits 101)	Filed herewith	333-274433-01

ITEM 16. FORM 10-K SUMMARY

None.

ITEM 1112 (b). SIGNIFICANT OBLIGORS OF POOL ASSETS.

None.

ITEM 1114 (b)(2). CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVE INSTRUMENTS.

None.

ITEM 1115(b). CERTAIN DERIVATIVE INSTRUMENTS.

None.

ITEM 1117. LEGAL PROCEEDINGS

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

ITEM 1119. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Issuing Entity is a wholly-owned subsidiary of Public Service Company of New Mexico, which is the depositor, sponsor, and servicer.

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers and the related attestation report for Public Service Company of New Mexico included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K, identified no material instances of noncompliance by Public Service Company of New Mexico with the servicing criteria set forth in ITEM 1122 of Regulation AB.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Issuers and the related attestation report for U.S. Bank National Association included as Exhibits 33.2 and 34.2, respectively, to this form 10-K, identified no material instances of noncompliance by U.S. Bank National Association with the servicing criteria set forth in ITEM 1122 of Regulation AB.

See Exhibits 33.1, 33.2, 34.1, and 34.2 to this Form 10-K.

ITEM 1123. SERVICER COMPLIANCE STATEMENT.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNM ENERGY TRANSITION BOND COMPANY I, LLC, as issuing entity

(Registrant)

By: Public Service Company of New Mexico, as Servicer

Date:	March 25, 2024	/s/ Gerald R. Bischoff
Gerald R. Bischoff
Vice President and Corporate Controller

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.