Form 10-K
period 2024-12-31
PNM Energy Transition Bond Co I, LLC
filed 2025-03-28
CIK 1992267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

ITEM 2.PROPERTIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 3.LEGAL PROCEEDINGS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR TXNM’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Following are the managers and executive officers of PNM Energy Transition Bond Company I, LLC (the “Issuing Entity”) as of March 15, 2025:

Name	Age	Office	Initial Effective Date
G. R. Bischoff	46	PNM Energy Transition Bond Company I, LLC - Manager and Secretary	December 2023
		TXNM Energy, Inc. - Vice President and Corporate Controller	December 2023
E. A. Eden	58	PNM Energy Transition Bond Company I, LLC - Manager and President	April 2024
		PNM Energy Transition Bond Company I, LLC - Manager, President, and Treasurer	August 2023
		TXNM Energy, Inc. - Senior Vice President and Chief Financial Officer	April 2024
		TXNM Energy, Inc. - Senior Vice President, Chief Financial Officer and Treasurer	May 2022
		TXNM Energy, Inc. - Vice President and Treasurer	February 2021
K. P. Burns	55	PNM Energy Transition Bond Company I, LLC - Independent Manager	August 2023

The Issuing Entity is a wholly-owned subsidiary of Public Service Company of New Mexico, which in turn is a wholly-owned subsidiary of TXNM Energy, Inc. (“TXNM”). Certain executive officers and managers of the Issuing Entity also hold officer and/or director positions at TXNM’s other significant subsidiaries.

Code of Conduct

TXNM has adopted a written Code of Ethics, referred to as “Do the Right Thing - Principles of Business Conduct; Supplier Code of Conduct”. Since the Issuing Entity is an indirect wholly-owned subsidiary of TXNM, other than the independent manager, all of its managers and executive officers have a responsibility to comply with TXNM’s Code of Ethics. TXNM has posted its Code of Ethics in the “Governance” section of its website, https://www.txnmenergy.com. TXNM will post amendments to or waivers from its Code of Ethics on its website.

ITEM 11.EXECUTIVE COMPENSATION
Other than the annual independent manager fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its managers or executive officers.

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

PNM ENERGY TRANSITION BOND COMPANY I, LLC, as issuing entity

(Registrant)

By: Public Service Company of New Mexico, as Servicer

Date:	March 28, 2025	/s/ Gerald R. Bischoff
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