Form 10-K
period 2025-12-31
PNM Energy Transition Bond Co I, LLC; PUBLIC SERVICE CO OF NEW MEXICO
filed 2026-03-27
CIK 1992267, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Following are the managers and executive officers of PNM Energy Transition Bond Company I, LLC (the “Issuing Entity”) as of March 13, 2026:

Name	Age	Office	Initial Effective Date
G. R. Bischoff	47	PNM Energy Transition Bond Company I, LLC - Manager and Secretary	December 2023
		TXNM Energy, Inc. - Vice President and Corporate Controller	December 2023
H. E. Monroy	47	PNM Energy Transition Bond Company I, LLC - Manager and President	May 2025
		TXNM Energy, Inc. - Senior Vice President and Chief Financial Officer	May 2025
		Public Service Company of New Mexico - Vice President, Regulatory	December 2023
		Public Service Company of New Mexico - Vice President, Regulatory; TXNM Energy, Inc. - Corporate Controller	July 2022
		TXNM Energy, Inc. - Vice President and Corporate Controller	January 2020
K. P. Burns	56	PNM Energy Transition Bond Company I, LLC - Independent Manager	August 2023

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

PNM ENERGY TRANSITION BOND COMPANY I, LLC, as issuing entity

(Registrant)

By: Public Service Company of New Mexico, as Servicer

Date:	March 27, 2026	/s/ Gerald R. Bischoff
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